Form 10-K
period 2002-12-31
AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2001-B
filed 2003-01-29
CIK 1144207

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                           .

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

As of January 29, 2003, there were 100 shares of AmeriCredit Financial Services, Inc. Common Stock outstanding and 100 shares of AFS Funding Corp. Common Stock outstanding.

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

AFS FUNDING CORP.

By:	/s/ Preston A. Miller
	Name:	Preston A. Miller
	Title:	Executive Vice President and Treasurer

	Dated:	January 29, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Financial Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT FINANCIAL SERVICES, INC.

By:	/s/ Preston A. Miller
	Name:	Preston A. Miller
	Title:	Executive Vice President and Treasurer

	Dated:	January 29, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2001-B has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2001-B

By:	AMERICREDIT FINANCIAL SERVICES, INC.,
as sponsor and as servicer

By:	/s/ Preston A. Miller
	Name:	Preston A. Miller
	Title:	Executive Vice President and Treasurer

	Dated:	January 29, 2003

EXHIBIT INDEX

99.1	Servicer’s Report for monthly period ended December 31, 2002

99.2	Officer’s Certification of Disclosure